Form 10-Q/A
period 2021-09-30
Broadscale Acquisition Corp.
filed 2021-12-06
CIK 1838697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

Broadscale Acquisition Corp. (the “Company,” “we”, “our” or “us”) is filing this Quarterly Report on Form 10-Q/A (“Amendment No. 1” or the “Amendment”), or this Quarterly Report, to amend our Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, originally filed with the Securities and Exchange Commission, or the SEC, on November 15, 2021 (the “Original Filing”), to restate certain of our financial statements (collectively, the “Original Financial Statements”) as a result of a reclassification error related to temporary equity and permanent equity described in more detail below.

Restatement Background

In connection with the preparation of the Company’s financial statements as of September 30, 2021, the Company’s management, in consultation with its advisors, identified an error made in the Original Financial Statements, arising from the manner in which, as of the closing of the Company’s initial public offering, the Company recorded its Class A common stock subject to possible redemption. The Company previously determined the value of such Class A common stock to be equal to the redemption value of such shares of Class A common stock, after taking into consideration the terms of the Company’s Amended and Restated Certificate of Incorporation, under which a redemption cannot result in net tangible assets being less than $5,000,001. Management has now determined, after consultation with its advisors, that the shares of Class A common stock underlying the units issued during the initial public offering can be redeemed or become redeemable subject to the occurrence of future events considered to be outside the Company’s control. Therefore, management has concluded that the redemption value of its shares of Class A common stock subject to possible redemption should reflect the possible redemption of all shares of Class A common stock. As a result, management has noted a reclassification error related to temporary equity and permanent equity. This has resulted in a restatement of the initial carrying value of the shares of Class A common stock subject to possible redemption, with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and shares of Class A common stock.

In addition, in connection with the change in presentation for the Class A common stock subject to possible redemption, the Company has determined it should restate its earnings per share calculation to allocate income and losses shared pro rata between the two classes of its shares. This presentation contemplates a business combination as the most likely outcome, in which case, both classes of common stock share pro rata in the income and losses of the Company.

As a result, on December 3, 2021, the Company’s management and the Audit Committee of the Company’s board of directors (the “Audit Committee”), after consultation with management, concluded that the Original Financial Statements should no longer be relied upon and are to be restated in order to correct the reclassification error. The Company’s accounting related to temporary equity and permanent equity and its earnings per share calculation did not have any effect on the Company’s previously reported investments held in trust or cash.

The financial information that has been previously filed or otherwise reported is superseded by the information in this Amendment, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon.

The restatement is more fully described in Note 2 of the notes to the condensed financial statements included herein.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits to this Amendment under Item 6 of Part II hereof.

Internal Control and Disclosure Controls Considerations

In connection with the restatement, the Company’s management has re-evaluated the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting as of September 30, 2021. The Company’s management has concluded that the Company’s disclosure controls and procedures and internal control over financial reporting were not effective as of September 30, 2021, due to a material weakness in internal control over financial reporting related to the accounting for complex financial instruments described above.

Items Amended In This Amendment

For the convenience of the reader, this Amendment sets forth the Original Filing in its entirety, as amended to reflect the restatement. No attempt has been made in this Amendment to update other disclosures presented in the Original Filing, except as required to reflect the effects of the restatement. The following items have been amended as a result of the restatement:

●	Part I – Item 1. Condensed Financial Statements.

●	Part I – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

●	Part I – Item 4. Controls and Procedures.

●	Part II – Item 1A. Risk Factors.

●	Part I1 – Item 6. Exhibits.

Except as described above, this Amendment does not amend, update or change any other items or disclosures contained in the Original Filing, and accordingly, this Amendment does not reflect or purport to reflect any information or events occurring after the original filing date or modify or update those disclosures affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s other filings with the SEC. Capitalized terms used but not defined herein shall have the meanings ascribed to such terms in the Original Filing.

This Amendment does not reflect adjustments for events occurring after November 15, 2021, the date of the filing of the Original Filing, except to the extent they are otherwise required to be included and discussed herein and did not substantively modify or update the disclosures herein other than as required to reflect the adjustments described above. This Amendment should be read in conjunction with the Company’s Current Reports on Form 8-K filed with the SEC since the date of filing of the Original Filing and all of the Company’s filings after the date hereof.

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

BROADSCALE ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Retained earnings (Accumulated	Total Stockholders’ (Deficit)
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balance — January 1, 2021	—	$—	8,625,000	$863	$24,137	$(1,000)	$24,000

Accretion for Class A common stock to redemption amount	—	—	—	—	(24,137)	(33,948,742)	(33,972,879)

Net income	—	—	—	—	—	7,217,864	7,217,864

Balance – March 31, 2021, as restated See Note 2 (unaudited)	—	$—	8,625,000	$863	$—	$(26,731,878)	$(26,731,015)

Net loss	—	—	—	—	—	(1,075,614)	(1,075,614)

Balance – June 30, 2021, as restated See Note 2 (unaudited)	—	$—	8,625,000	$863	$—	$(27,807,492)	$(27,806,629)

Net income	—	—	—	—	—	4,199,798	4,199,798

Balance – September 30, 2021 (unaudited)	—	$—	8,625,000	$863	$—	$(23,607,694)	$(23,606,831)

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

BROADSCALE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In connection with the preparation of the Company’s unaudited condensed financial statements as of September 30, 2021, management identified errors made in its historical financial statements where, at the closing of the Company’s Initial Public Offering, the Company improperly valued its Class A common stock subject to possible redemption. In accordance with ASC 480, paragraph 10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company previously determined the Class A common stock subject to possible redemption to be equal to the redemption value of $10.00 per share of Class A common stock while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Class A common stock issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that the redemption value should include all shares of Class A common stock subject to possible redemption, resulting in the Class A common stock subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification error related to temporary equity and permanent equity. This resulted in a restatement of the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock.

In connection with the change in presentation for the Class A common stock subject to possible redemption, the Company also restated its loss per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of the Company. Accordingly, effective with this filing, the Company presents all redeemable Class A common stock as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480.

As a result, management has noted a restatement related to temporary equity and permanent equity. This resulted in a restatement of the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock. The Company has restated the filing periods presented below.

There has been no change in the Company’s total assets, liabilities or operating results.

The impact of the restatement on the Company’s financial statements is reflected in the following table.

Balance Sheet as of February 17, 2021	As Previously Reported	Adjustment	As Restated
Class A common stock subject to possible redemption	$303,350,376	$41,649,624	$345,000,000
Class A common stock	$416	$(416)	$—
Additional paid-in capital	$7,700,467	$(7,700,467)	$—
Accumulated deficit	$(2,701,736)	$(33,948,742)	$(36,650,478)
Total Stockholders’ Equity (Deficit)	$5,000,008	$(41,649,624)	$(36,649,616)
Number of shares subject to redemption	30,335,038	4,164,962	34,500,000

Balance Sheet as of March 31, 2021	As Previously Reported	Adjustment	As Restated
Class A common stock subject to possible redemption	$313,268,980	$31,731,020	$345,000,000
Class A common stock	$317	$(317)	$—
Additional paid-in capital	$—	$—	$—
Accumulated deficit	$4,998,825	$(31,730,703)	$(26,731,879)
Total Stockholders’ Equity (Deficit)	$5,000,005	$(31,731,020)	$(26,731,015)
Number of shares subject to redemption	31,326,898	3,173,102	34,500,000

Balance Sheet as of June 30, 2021	As Previously Reported	Adjustment	As Restated
Class A common stock subject to possible redemption	$312,193,370	$32,806,630	$345,000,000
Class A common stock	$328	$(328)	$—
Additional paid-in capital	$—	$—	$—
Accumulated deficit	$4,998,810	$(32,806,302)	$(27,807,492)
Total Stockholders’ Equity (Deficit)	$5,000,001	$(32,806,630)	$(27,806,629)
Number of shares subject to redemption	31,219,337	3,280,663	34,500,000

BROADSCALE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

Statement of Operations for the Three Months Ended March 31, 2021	As Previously Reported	Adjustment	As Restated
Weighted average shares outstanding, Class A common stock	34,500,000	(18,400,00)	16,100,000
Basic and diluted earnings per share, Class A common stock	$—	$0.30	$0.30
Weighted average shares outstanding, Class B common stock	8,025,000	—	8,025,000
Basic and diluted earnings per share, Class B common stock	$0.90	$(0.60)	$0.30

Statement of Operations for the Three Months Ended June 30, 2021	As Previously Reported	Adjustment	As Restated
Weighted average shares outstanding, Class A common stock	34,500,000	—	34,500,000
Basic and diluted earnings per share, Class A common stock	$—	$0.02	$(0.02)
Weighted average shares outstanding, Class B common stock	8,625,000	—	8,625,000
Basic and diluted earnings per share, Class B common stock	$(0.12)	$0.10	$(0.02)

Statement of Operations for the Six Months Ended June 30, 2021	As Previously Reported	Adjustment	As Restated
Weighted average shares outstanding, Class A common stock	34,500,000	(9,149,171)	25,350,829
Basic and diluted earnings per share, Class A common stock	$—	$0.18	$0.18
Weighted average shares outstanding, Class B common stock	8,326,657	—	8,326,657
Basic and diluted earnings per share, Class B common stock	$0.74	$(0.56)	$0.18

Statement of Cash Flows for the Three Months ended March 31, 2021	As Previously Reported	Adjustment	As Restated
Non-Cash investing and financing activities:
Initial classification of Class A common stock subject to possible redemption	$303,350,376	$(303,350,376)	$—
Change in value of Class A common stock subject to possible redemption	$9,918,604	$(9,918,604)	$—

Statement of Cash Flows for the Six Months ended June 30, 2021	As Previously Reported	Adjustment	As Restated
Non-Cash investing and financing activities:
Initial classification of Class A common stock subject to possible redemption	$303,350,376	$(303,350,376)	$—
Change in value of Class A common stock subject to possible redemption	$8,842,994	$(8,842,994)	$—

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

At September 30, 2021, the Class A common stock reflected in the unaudited condensed balance sheets are reconciled in the following table:

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

On November 30, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Voltus, Inc., a Delaware corporation (“Voltus”), and Velocity Merger Sub Inc., a Delaware corporation and a direct, wholly owned subsidiary of Broadscale (“Merger Sub”).

The Merger Agreement provides that, among other things and upon the terms and subject to the conditions thereof, the following transactions will occur (together with the other agreements and transactions contemplated by the Merger Agreement, the “Business Combination”): (i) at the closing of the transactions contemplated by the Merger Agreement (the “Closing”), upon the terms and subject to the conditions of the Merger Agreement, in accordance with the General Corporation Law of the State of Delaware, as amended, Merger Sub will merge with and into Voltus, the separate corporate existence of Merger Sub will cease and Voltus will be the surviving corporation and a wholly owned subsidiary of the Company (the “Merger”); (ii) at the Closing, the Company will be renamed “Voltus Technologies, Inc.” (post-Merger Company is referred to herein as “Voltus Technologies, Inc.”); (iii) as a result of the Merger, among other things, all shares of capital stock of Voltus outstanding as of immediately prior to the effective time of the Merger will be canceled in exchange for the right to receive shares of Class A common stock, par value $0.0001 per share, of the Company (“Broadscale Common Stock”); (iv) as a result of the Merger, all Voltus equity awards outstanding as of immediately prior to the effective time of the Merger will be converted into awards based on Broadscale Common Stock, upon substantially the same terms and conditions as are in effect with respect to such option immediately prior to the effective time of the Merger; (v) at the Closing, the total number of shares of Broadscale Common Stock issuable to existing holders of Voltus capital stock or pursuant to the aforementioned converted equity awards shall be equal to the quotient obtained by dividing (x) $750,000,000 (subject to increase by an amount equal to the aggregate exercise prices of all converted equity awards) by (y) $10.00; and (vi) upon the Closing, existing holders of Voltus capital stock and equity awards will have the right to receive up to an aggregate of 10,000,000 additional shares of Broadscale Common Stock in three substantially equal tranches which are issuable upon the achievement of share price thresholds for Broadscale Common Stock of $12.50, $15.00 and $17.50, respectively, as set forth in the Merger Agreement.

Simultaneously with the execution of the Merger Agreement, the Company entered into subscription agreements (the “Subscription Agreements”) with certain investors (collectively, the “PIPE Investors”), pursuant to, and on the terms and subject to the conditions of which, the PIPE Investors have collectively subscribed at a purchase price of $10.00 per share and $100 million in the aggregate for (i) 10 million shares of Broadscale Common Stock and (ii) in the case of certain PIPE Investors purchasing in excess of a specified number of shares of Broadscale Common Stock, an aggregate of 6,200,000 warrants exercisable for shares of Broadscale Common Stock (the “PIPE Investment”). The PIPE Investment will be consummated substantially concurrently with the Closing. The Subscription Agreements will terminate with no further force and effect upon the earliest to occur of: (i) such date and time as the Merger Agreement is terminated in accordance with its terms, (ii) the mutual written agreement of the parties to such Subscription Agreement, and (iii) September 30, 2022, if the Closing has not occurred on or before such date.

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to the restatement of our financial statements for the periods ended March 31, 2021, June 30, 2021 and September 30, 2021. Management identified errors made in its historical financial statements where, at the closing of our Initial Public Offering, we improperly recorded our Class A common stock subject to possible redemption. We previously determined the Class A common stock subject to possible redemption to be equal to the redemption value of $10.00 per share of Class A common stock while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Class A common stock issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside of the Company’s control. Therefore, management concluded that the redemption value should include all Class A common stock subject to possible redemption, resulting in the Class A common stock subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification error related to temporary equity and permanent equity and earnings per share. This resulted in a restatement to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock. In addition, in connection with the change in presentation for the Class A common stock subject to possible redemption, the Company has determined it should restate its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of common stock share pro rata in the income and losses of the Company.

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

Recent Developments

On November 30, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Voltus, Inc., a Delaware corporation (“Voltus”), and Velocity Merger Sub Inc., a Delaware corporation and a direct, wholly owned subsidiary of Broadscale (“Merger Sub”).

The Merger Agreement provides that, among other things and upon the terms and subject to the conditions thereof, the following transactions will occur (together with the other agreements and transactions contemplated by the Merger Agreement, the “Business Combination”): (i) at the closing of the transactions contemplated by the Merger Agreement (the “Closing”), upon the terms and subject to the conditions of the Merger Agreement, in accordance with the General Corporation Law of the State of Delaware, as amended, Merger Sub will merge with and into Voltus, the separate corporate existence of Merger Sub will cease and Voltus will be the surviving corporation and a wholly owned subsidiary of the Company (the “Merger”); (ii) at the Closing, the Company will be renamed “Voltus Technologies, Inc.” (post-Merger Company is referred to herein as “Voltus Technologies, Inc.”); (iii) as a result of the Merger, among other things, all shares of capital stock of Voltus outstanding as of immediately prior to the effective time of the Merger will be canceled in exchange for the right to receive shares of Class A common stock, par value $0.0001 per share, of the Company (“Broadscale Common Stock”); (iv) as a result of the Merger, all Voltus equity awards outstanding as of immediately prior to the effective time of the Merger will be converted into awards based on Broadscale Common Stock, upon substantially the same terms and conditions as are in effect with respect to such option immediately prior to the effective time of the Merger; (v) at the Closing, the total number of shares of Broadscale Common Stock issuable to existing holders of Voltus capital stock or pursuant to the aforementioned converted equity awards shall be equal to the quotient obtained by dividing (x) $750,000,000 (subject to increase by an amount equal to the aggregate exercise prices of all converted equity awards) by (y) $10.00; and (vi) upon the Closing, existing holders of Voltus capital stock and equity awards will have the right to receive up to an aggregate of 10,000,000 additional shares of Broadscale Common Stock in three substantially equal tranches which are issuable upon the achievement of share price thresholds for Broadscale Common Stock of $12.50, $15.00 and $17.50, respectively, as set forth in the Merger Agreement.

Simultaneously with the execution of the Merger Agreement, the Company entered into subscription agreements (the “Subscription Agreements”) with certain investors (collectively, the “PIPE Investors”), pursuant to, and on the terms and subject to the conditions of which, the PIPE Investors have collectively subscribed at a purchase price of $10.00 per share and $100 million in the aggregate for (i) 10 million shares of Broadscale Common Stock and (ii) in the case of certain PIPE Investors purchasing in excess of a specified number of shares of Broadscale Common Stock, an aggregate of 6,200,000 warrants exercisable for shares of Broadscale Common Stock (the “PIPE Investment”). The PIPE Investment will be consummated substantially concurrently with the Closing. The Subscription Agreements will terminate with no further force and effect upon the earliest to occur of: (i) such date and time as the Merger Agreement is terminated in accordance with its terms, (ii) the mutual written agreement of the parties to such Subscription Agreement, and (iii) September 30, 2022, if the Closing has not occurred on or before such date.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, due to the events that led to the Company’s restatement of its financial statements as described in the Explanatory Note to this Amendment, as of September 30, 2021, a material weakness existed as our disclosure controls and procedures related to accounting for complex financial instruments were not effective. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-Q/A present fairly, in all material respects, our financial position, result of operations and cash flows of the periods presented.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting as the circumstances that led to the restatement of our financial statements described in this Amendment had not yet been identified. In light of the restatement of our financial statements included in this Amendment, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation in those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As described elsewhere in this Quarterly Report, we identified a material weakness in our internal control over financial reporting related to the accounting for a significant and unusual transaction related to complex financial instruments. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of September 30, 2021. This material weakness resulted in a material misstatement of the initial carrying value of the Class A common stock subject to possible redemption and the restatement of our earnings per share calculation for the affected periods.

To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance these processes to better evaluate our research and understanding of the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. For a discussion of management’s consideration of the material weakness identified related to our accounting for the improper valuation of our Class A common stock subject to possible redemption and the restatement of our earnings per share calculation, see Note 2 to the accompanying condensed financial statements, as well as Part I, Item 4: Controls and Procedures included in this Quarterly Report.

Any failure to maintain such internal control could adversely impact our ability to report our financial position and results from operations on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our common stock is listed, the SEC or other regulatory authorities. In either case, there could result a material adverse effect on our business. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

Our management concluded that there is substantial doubt about our ability to continue as a “going concern.”

As of September 30, 2021, the Company had $800,493 in its operating bank accounts, $345,010,887 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and a working capital of approximately $400,000. As of September 30, 2021, approximately $10,887 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, suspending the pursuit of a Business Combination. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. Further, our plans to raise capital and to consummate our initial business combination may not be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern through our liquidation date. The financial statements contained elsewhere in this annual report do not include any adjustments that might result from our inability to consummate a Business Combination or our inability to continue as a going concern.

There will be risks associated with the planned Business Combination.

There will be risks associated with the planned Business Combination, which we will discuss more fully in the Registration Statement on Form S-4 that we expect to file in connection with effectuating our Business Combination with Voltus. Any of these risks could result in a material adverse effect on our results of operations, financial condition, business or prospects. Additional risk factors not currently known to us, or which we currently deem immaterial, could also have a material adverse effect on our results of operations, financial condition, business or prospects.

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

BROADSCALE ACQUISITION CORP.

Date: December 6, 2021	By:	/s/ Andrew L. Shapiro
	Name:	Andrew L. Shapiro
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: December 6, 2021	By:	/s/ John P. Hanna
	Name:	John P. Hanna
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)