Form 10-Q
period 2022-09-30
Broadscale Acquisition Corp.
filed 2022-11-14
CIK 1838697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2022

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

As of November 10, 2022, there were 34,500,000 shares of Class A common stock, $0.0001 par value and 8,625,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

BROADSCALE ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

i

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

BROADSCALE ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current assets
Cash	$146	$513,431
Prepaid expenses and other current assets	143,784	298,750
Total Current Assets	143,930	812,181
Investments held in Trust Account	346,630,623	345,019,584
Total Assets	$346,774,553	$345,831,765

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$4,779,988	$2,472,438
Income taxes payable	344,877	—
Sponsor convertible note	190,000	—
Total Current Liabilities	5,314,865	2,472,438

Warrant liabilities – Private Placement	376,000	5,846,800
Warrant liabilities – Public Warrants	517,500	8,047,125
Deferred underwriting fee payable	12,075,000	12,075,000
Total Liabilities	18,283,365	28,441,363

Commitments and Contingencies

Class A common stock subject to possible redemption, $0.0001 par value; 34,500,000 shares at approximately $10.04 and $10.00 per share redemption value as of September 30, 2022 and December 31, 2021, respectively	346,285,746	345,000,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; no shares issued or outstanding (excluding 34,500,000 shares subject to possible redemption) as of September 30, 2022 and December 31, 2021	—	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 8,625,000 shares issued and outstanding as of September 30, 2022 and December 31, 2021	863	863
Additional paid-in capital	—	—
Accumulated deficit	(17,795,421)	(27,610,461)
Total Stockholders’ Deficit	(17,794,558)	(27,609,598)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$346,774,553	$345,831,765

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

BROADSCALE ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
General and administrative expenses	$792,054	$1,828,233	$3,532,928	$3,350,507
Loss from operations	(792,054)	(1,828,233)	(3,532,928)	(3,350,507)

Other income:
Change in fair value of derivative warrant liability	2,632,847	6,019,334	13,000,425	13,670,001
Interest earned on investments held in Trust Account	1,555,414	8,697	1,978,166	22,554
Total other income, net	4,188,261	6,028,031	14,978,591	13,692,555

Income before income taxes	3,396,207	4,199,798	11,445,663	10,342,048
Provision for income taxes	(316,137)	—	(344,877)	—
Net income	$3,080,070	$4,199,798	$11,100,786	$10,342,048

Weighted average shares outstanding, Class A common stock	34,500,000	34,500,000	34,500,000	28,434,066

Basic and diluted net income per share, Class A common stock	$0.07	$0.10	$0.26	$0.28

Weighted average shares outstanding, Class B common stock	8,625,000	8,625,000	8,625,000	8,427,198

Basic and diluted net income per share, Class B common stock	$0.07	$0.10	$0.26	$0.28

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

BROADSCALE ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2022	—	$—	8,625,000	$863	$—	$(27,610,461)	$(27,609,598)

Net income	—	—	—	—	—	3,273,052	3,273,052

Balance – March 31, 2022	—	—	8,625,000	863	—	(24,337,409)	(24,336,546)

Accretion for Class A common stock to redemption amount	—	—	—	—	—	(134,107)	(134,107)

Net income	—	—	—	—	—	4,747,664	4,747,664

Balance – June 30, 2022	—	—	8,625,000	863	—	(19,723,852)	(19,722,989)

Accretion for Class A common stock to redemption amount	—	—	—	—	—	(1,151,639)	(1,151,639)

Net income	—	—	—	—	—	3,080,070	3,080,070

Balance – September 30, 2022	—	$—	8,625,000	$863	$—	$(17,795,421)	$(17,794,558)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance — January 1, 2021	—	$—	8,625,000	$863	$24,137	$(1,000)	$24,000

Accretion for Class A common stock to redemption amount	—	—	—	—	(24,137)	(33,948,742)	(33,972,879)

Net income	—	—	—	—	—	7,217,864	7,217,864

Balance – March 31, 2021	—	—	8,625,000	863	—	(26,731,878)	(26,731,015)

Net loss	—	—	—	—	—	(1,075,614)	(1,075,614)

Balance – June 30, 2021	—	—	8,625,000	863	—	(27,807,492)	(27,806,629)

Net income	—	—	—	—	—	4,199,798	4,199,798

Balance – September 30, 2021	—	$—	8,625,000	$863	$—	$(23,607,694)	$(23,606,831)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

BROADSCALE ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2022	2021
Cash Flows from Operating Activities:
Net income	$11,100,786	$10,342,048
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liabilities	(13,000,425)	(13,670,001)
Interest earned on investments held in Trust Account	(1,978,166)	(22,554)
Transaction costs associated with the Initial Public Offering	—	882,336
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	154,966	(395,283)
Accrued expenses	2,307,550	1,568,744
Income taxes payable	344,877	—
Net cash used in operating activities	(1,070,412)	(1,294,710)

Cash Flows from Investing Activities:
Purchase of investments held in Trust Account	—	(345,000,000)
Cash withdrawn from Trust Account to pay franchise and income taxes	367,127	11,667
Net cash provided by (used in) investing activities	367,127	(344,988,333)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	338,100,000
Proceeds from sale of Private Placement Warrants	—	9,400,000
Proceeds from sponsor convertible note	190,000	—
Proceeds from promissory note – related party	—	252,000
Repayment of promissory note – related party	—	(252,000)
Payment of offering costs	—	(441,464)
Net cash provided by financing activities	190,000	347,058,536

Net Change in Cash	(513,285)	775,493
Cash – Beginning of period	513,431	25,000
Cash – End of period	$146	$800,493

Non-Cash investing and financing activities:
Deferred underwriting fee payable	$—	$12,075,000

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

BROADSCALE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

As of September 30, 2022, the Company had not commenced any operations. All activity for the period from November 5, 2020 (inception) through September 30, 2022, relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Following the closing of the Initial Public Offering on February 17, 2021, including the full exercise of the underwriter’s over-allotment option, an amount of $345,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”), located in the United States and was invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 of the Investment Company Act, which invest only in direct U.S. government Treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account, as described below.

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

SEPTEMBER 30, 2022

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

SEPTEMBER 30, 2022

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

Liquidity and Going Concern

The Company will need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a Business Combination, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time, which is considered to be one year from the issuance date of the condensed consolidated financial statements. These condensed consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

SEPTEMBER 30, 2022

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on March 15, 2022. The interim results for the three and nine months ended September 30, 2022, are not necessarily indicative of the results to be expected for the year ending December 31, 2022, or any future period.

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

BROADSCALE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2022, and December 31, 2021.

Investments Held in Trust Account

At September 30, 2022 and December 31, 2021, substantially all of the assets held in the Trust Account were held in U.S. Treasury bills and money market funds, which invest in U.S. Treasury securities. The Company presents its investments in treasury securities on the condensed consolidated balance sheet at amortized cost and adjusted for the amortization or accretion of premiums or discounts. The Company presents its investments in money market funds on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in interest income in the accompanying condensed consolidated statements of operations. The estimated fair value of investments held in the Trust Account are determined using available market information.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (ASC) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2022 and December 31, 2021, the 34,500,000 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed consolidated balance sheets.

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

BROADSCALE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

At September 30, 2022 and December 31, 2021, the Class A common stock reflected in the condensed consolidated balance sheets is reconciled in the following table:

Gross proceeds	$345,000,000
Less:
Proceeds allocated to Public Warrants	(15,438,750)
Class A common stock issuance costs	(18,534,129)
Plus:
Accretion of carrying value to redemption value	33,972,879
Class A common stock subject to possible redemption, December 31, 2021	$345,000,000
Plus:
Accretion of carrying value to redemption value	1,285,746
Class A common stock subject to possible redemption, September 30, 2022 (unaudited)	$346,285,746

Warrant Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The Company accounts for its Private Placement Warrants and Public Warrants (as defined in Note 8) (collectively, the “Warrants) as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480 and ASC 815. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common shares, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

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

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of September 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it.

ASC 740-270-25-2 requires that an annual effective tax rate be determined and such annual effective rate applied to year to date income in interim periods under ASC 740-270-30-5. The Company’s effective tax rate was 9.31% and 0.00% for the three months ended September 30, 2022 and 2021, respectively, and 3.01% and 0.00% for the nine months ended September 30, 2022 and 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended September 30, 2022 and 2021, due to changes in fair value in warrant liability and the valuation allowance on the deferred tax assets.

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

BROADSCALE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income per Common Share

The Company complies with the accounting and disclosure requirements of Financial Accounting Standards Board (“FASB”) ASC Topic 260, “Earnings Per Share”. The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income per common share is calculated by dividing the net income by the weighted average shares of common stock outstanding for the respective period. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

The calculation of diluted net income per common share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 6,266,667 Class A common shares in the aggregate. As of September 30, 2022 and 2021, the Company did not have any other dilutive securities or other contracts that could, potentially, be exercised or converted into common shares and then share in the earnings of the Company. As a result, diluted net income per common share is the same as basic net income per common share for the periods presented.

The following table reflects the calculation of basic and diluted net income per common share (in dollars, except per share amounts):

	Three Months Ended September 30, 2022		Three Months Ended September 30, 2021		Nine Months Ended September 30, 2022		Nine Months Ended September 30, 2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income per common share
Numerator:
Allocation of net income, as adjusted	$2,464,056	$616,014	$3,359,838	$839,960	$8,880,629	$2,220,157	$7,977,656	$2,364,392
Denominator:
Basic and diluted weighted average shares outstanding	34,500,000	8,625,000	34,500,000	8,625,000	34,500,000	8,625,000	28,434,066	8,427,198
Basic and diluted net income per common share	$0.07	$0.07	$0.10	$0.10	$0.26	$0.26	$0.28	$0.28

BROADSCALE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed consolidated balance sheets, primarily due to their short-term nature, except for the warrant liabilities (see Note 9).

Recent Accounting Standards

In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity's own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity's own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. As a smaller reporting company, ASU 2020-06 is effective January 1, 2024 for fiscal years beginning after December 15, 2023 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows. The Company has not adopted this guidance as of September 30, 2022.

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

BROADSCALE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

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

Administrative Services Agreement

Commencing on February 12, 2021, the Company has agreed to pay the Sponsor or an affiliate of the Sponsor a total of $20,000 per month for office space, utilities, secretarial support and administrative services. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three and nine months ended September 30, 2022, the Company incurred and paid $60,000 and $180,000 in fees for these services, respectively. For the three and nine months ended September 30, 2021, the Company incurred and paid $60,000 and $160,000 in fees for these services, respectively.

Due from Sponsor

At the closing of the Initial Public Offering on February 17, 2021, a portion of the proceeds from the sale of the Private Placement Warrants in the amount of $2,124,125 was due to the Company to be held outside of the Trust Account for working capital purposes. The Company received the cash on February 18, 2021. As of September 30, 2022, and December 31, 2021, there were no amounts due from the Sponsor.

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

On April 18, 2022, the Company issued an unsecured convertible promissory note (the “Sponsor Convertible Note”) to the Sponsor, pursuant to which the Company may borrow up to $400,000 from the Sponsor for ongoing expenses reasonably related to the business of the Company and the consummation of the Business Combination. All unpaid principal under the Sponsor Convertible Note will be due and payable in full upon the consummation of a Business Combination (the “Maturity Date”). The Sponsor will have the option, at any time on or prior to the Maturity Date, to convert any amounts outstanding under the Sponsor Convertible Note into warrants to purchase shares of the Company’s Class A common stock, at a conversion price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of September 30, 2022, there was $190,000 in borrowings outstanding under the Sponsor Convertible Note. As of December 31, 2021, there were no amounts outstanding under the Working Capital Loans.

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

BROADSCALE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

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

Inflation Reduction Act of 2022

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

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

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

BROADSCALE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At September 30, 2022 and December 31, 2021, there were 34,500,000 shares of Class A common stock issued and outstanding, including Class A common stock subject to possible redemption which are presented as temporary equity.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. On December 11, 2020, the Company effected a 47.91667-for-1 stock split and on February 11, 2021, the Company effected a stock dividend of 1.2 shares of Class B common stock for each share of Class B common stock outstanding prior to the dividend, resulting in 8,625,000 shares of Class B common stock being issued and outstanding. All share and per-share amounts have been retroactively restated to reflect the stock split and stock dividend. As of September 30, 2022 and December 31, 2021, there were 8,625,000 shares of Class B common stock issued and outstanding.

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

NOTE 8. WARRANT LIABILITIES

Warrants — As of September 30, 2022 and December 31, 2021, there were 8,625,000 Public Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable 30 days after the completion of a Business Combination. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

SEPTEMBER 30, 2022

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

BROADSCALE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

As of September 30, 2022 and December 31, 2021, there were 6,266,667 Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, except as provided herein under “— Redemption of warrants when the price per share of Class A common stock equals or exceeds $10.00”, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

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

At September 30, 2022, assets held in the Trust Account were comprised of $346,630,623 in money market funds which are invested in U.S. Treasury securities. Through September 30, 2022, the Company withdrew $367,127 of interest earned on the Trust Account to pay for taxes.

At December 31, 2021, assets held in the Trust Account were comprised of $345,019,584 in money market funds which are invested in U.S. Treasury securities. Through December 31, 2021, the Company withdrew $11,667 of interest earned on the Trust Account to pay for taxes.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2022	December 31, 2021
Assets:
Investments held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$346,630,623	$345,019,584

Liabilities:
Warrant Liability – Public Warrants	1	$-	$8,047,125
Warrant Liability – Public Warrants	2	$517,500	$-
Warrant Liability – Private Placement Warrants	2	$376,000	$5,846,800

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

As of September 30, 2022 and December 31, 2021, the Public Warrants are classified as Level 1 due to the use of an observable market quote in an active market under the ticker SCLEW. As of September 30, 2022, the Public Warrants were transferred from Level 1 to Level 2, due to a reduction in trading volume. As of September 30, 2022 and December 31, 2021, the Private Placement Warrants are classified as Level 2. As the transfer of Private Placement Warrants to anyone outside of a small group of individuals who are permitted transferees would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant.

BROADSCALE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

The following table presents the changes in the fair value of level 3 warrant liabilities:

	Private Placement	Public Warrant	Total Level 3 Warrant Liabilities
Fair value as of January 1, 2021	$—	$—	$—
Initial measurement on February 17, 2021	11,217,334	15,438,750	26,656,084
Change in valuation inputs or other assumptions	(4,261,334)	(5,865,000)	(10,126,334)
Fair value as of March 31, 2021	$6,956,000	$9,573,750	$16,529,750
Change in valuation inputs or other assumptions	313,334	345,000	658,334
Transfer to Level 1	—	(9,918,750)	(9,918,750)
Transfer to Level 2	(7,269,334)	—	(7,269,334)
Fair value as of September 30, 2021	$—	$—	$—

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There were no transfers from Level 3 to Level 1 or Level 2 during the three and nine month periods ended September 30, 2022.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the condensed consolidated balance sheet date up to the date that the condensed consolidated financial statements were issued. Based upon this review, except as set forth below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements.

On November 8, 2022, the Company filed a Proxy Statement on Schedule 14A (the “Proxy Statement”) relating to a special meeting of stockholders that is anticipated to be held on December 6, 2022 to approve an amendment to the Company’s Certificate of Incorporation (the “Charter Amendment”) which would, if implemented, allow the Company to unwind and redeem all of its outstanding public shares in advance of the mandatory liquidation date of February 17, 2023. If implemented, the Charter Amendment would also allow the Company to reduce the Redemption Limitation (as defined in the Certificate of Incorporation) to allow the Company to redeem public shares notwithstanding the fact that such redemption would result in the Company having net tangible assets of less than $5,000,001.

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

Recent Developments

On November 8, 2022, we filed a Proxy Statement on Schedule 14A (the “Proxy Statement”) relating to a special meeting of stockholders that is anticipated to be held on December 6, 2022 to approve an amendment to our amended and restated certificate of incorporation (the “Charter Amendment”) which would, if implemented, allow us to unwind and redeem all of our outstanding public shares in advance of the mandatory liquidation date of February 17, 2023. If implemented, the Charter Amendment would also allow us to reduce the Redemption Limitation (as defined in the amended and restated certificate of incorporation) to allow us to redeem public shares notwithstanding the fact that such redemption would result in the Company having net tangible assets of less than $5,000,001.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from November 5, 2020 (inception) through September 30, 2022, were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination, at the earliest. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2022, we had net income of $3,080,070, which consists of a change in fair value of warrant liabilities of $2,632,847 and interest earned on investments held in the Trust Account of $1,555,414, partially offset by general and administrative expenses of $792,054 and provision for income taxes of $316,137.

For the nine months ended September 30, 2022, we had net income of $11,100,786, which consists of a change in fair value of warrant liabilities of $13,000,425 and interest earned on investments held in the Trust Account of $1,978,166, partially offset by general and administrative expenses of $3,532,928 and provision for income taxes of $344,877.

For the three months ended September 30, 2021, we had net income of $4,199,798, which consists of a change in fair value of warrant liabilities of $6,019,334 and interest earned on investments held in the Trust Account of $8,697, partially offset by general and administrative expenses of $1,828,233.

For the nine months ended September 30, 2021, we had net income of $10,342,048, which consists of a change in fair value of warrant liabilities of $13,670,001 and interest earned on investments held in the Trust Account of $22,554, partially offset by general and administrative expenses of $3,350,507.

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

For the nine months ended September 30, 2022, cash used in operating activities was $1,070,412. Net income of $11,100,786 was affected by the change in fair value of warrant liabilities of $13,000,425 and interest earned on investments held in the Trust Account of $1,978,166. Changes in operating assets and liabilities provided $2,807,393 of cash for operating activities.

For the nine months ended September 30, 2021, cash used in operating activities was $1,294,710. Net income of $10,342,048 was affected by the change in fair value of warrant liabilities of $13,670,001, interest earned on marketable securities held in the Trust Account of $22,554 and transaction costs allocable to warrant liabilities of $882,336. Changes in operating assets and liabilities used $1,173,461 of cash for operating activities.

As of September 30, 2022, we had investments held in the Trust Account of $346,630,623. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through September 30, 2022, we have withdrawn $367,127 of interest earned from the Trust Account to pay our taxes.

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

As of September 30, 2022, we had cash held outside of the Trust Account of $146. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

On April 18, 2022, the Company issued an unsecured convertible promissory note (the “Sponsor Convertible Note”) to the Sponsor, pursuant to which the Company may borrow up to $400,000 from the Sponsor for ongoing expenses reasonably related to the business of the Company and the consummation of the Business Combination. All unpaid principal under the Sponsor Convertible Note will be due and payable in full upon the consummation of a Business Combination (the “Maturity Date”). The Sponsor will have the option, at any time on or prior to the Maturity Date, to convert any amounts outstanding under the Sponsor Convertible Note into warrants to purchase shares of the Company’s Class A common stock, at a conversion price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of September 30, 2022, there was $190,000 in borrowings outstanding under the Sponsor Convertible Note.

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

Going Concern

The Company will need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a Business Combination, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time, which is considered to be one year from the issuance date of the condensed consolidated financial statements. These condensed consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate of our Sponsor a monthly fee of $20,000 for office space, utilities, secretarial support and administrative services. We began incurring these fees on February 12, 2021 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation. For the three and nine months ended September 30, 2022, the Company incurred and paid $60,000 and $180,000 in fees for these services, respectively. For the three and nine months ended September 30, 2021, the Company incurred and paid $60,000 and $160,000 in fees for these services, respectively.

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

Recent Accounting Standards

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity's own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity's own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. As a smaller reporting company, ASU 2020-06 is effective January 1, 2024 for fiscal years beginning after December 15, 2023 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. We are currently assessing the impact, if any, that ASU 2020-06 would have on our financial position, results of operations or cash flows. We have not adopted this guidance as of September 30, 2022.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13 a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Except as disclosed below, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 15, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

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

The risk factor disclosure in our Annual Report on Form 10-K for the year ended December 31, 2021 is amended to include the following risk factor:

We may be subject to the 1% excise tax instituted under the Inflation Reduction Act of 2022 in connection with redemptions we conduct after December 31, 2022.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. For purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

Any redemption or other repurchase we conduct after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent we would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by us and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination or otherwise inhibit our ability to complete a Business Combination.

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

BROADSCALE ACQUISITION CORP.

Date: November 14, 2022	By:	/s/ Andrew L. Shapiro
	Name:	Andrew L. Shapiro
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2022	By:	/s/ John P. Hanna
	Name:	John P. Hanna
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)